Form 10QSB/A
period 1999-12-31
QUICKSILVER INTERNATIONAL HOLDINGS INC
filed 2000-03-02
CIK 1088208

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB/A

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

                                         QUIKSILVER INTERNATIONAL HOLDINGS, INC.

Date: February 25, 2000                   By: /s/ Bob Hemmerling
                                              ------------------
                                              Bob Hemmerling, President


                                          By: /s/ Devinder Randhawa
                                              ---------------------
                                              Devinder Randhawa, Secretary