Form 10QSB
period 2000-06-30
QUICKSILVER INTERNATIONAL HOLDINGS INC
filed 2000-08-15
CIK 1088208

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

[ ]  Transition  report pursuant section 13 or 15(d) of the Securities  Exchange
     Act of 1934 For the transition period from...........to............

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

                                 (250) 868-8177
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of the issuer's classes of common equity, as of June 30, 2000:

                   500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ___ No X

This document consists of 15 pages, excluding exhibits. The Exhibit Index is on page 14.

                     QUIKSILVER INTERNATIONAL HOLDINGS, INC.

                                      INDEX

Part I-Financial Information

Item 1. Financial Statements...................................................3

Item 2.Plan of Operation.......................................................8

Part II-Other Information

Item 6.  Exhibits and Reports on Form 8-K ....................................13

Signatures....................................................................15

                                    QUIKSILVER INTERNATIONAL HOLDINGS, INC.
                                         (A Development Stage Company)

                                         Index to Financial Statements

PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements*
                                                                                                                                Page
                                                                                                                                ----
Condensed balance sheet, June 30, 2000 (unaudited)................................................................................ 3

Condensed statements of operations for the three months ended June 30, 2000 and 1999, for the nine months ended June 30, 2000 and 1999,
      and from April 22, 1997 (inception) through June 30, 2000 (unaudited)....................................................... 4

Condensed statements of cash flows for the nine months ended June 30, 2000 and 1999, and from April 22, 1997 (inception) through June 30, 2000 (unaudited)....................................................... 5

Notes to condensed financial statements........................................................................................... 6


*The accompanying condensed financial statements are not covered by an Independent Certified Public Accountant's report

Part I. Item 1. Financial Information

                     QUIKSILVER INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

June 30, 2000

                                     ASSETS

                                                        TOTAL ASSETS    $   --
                                                                        ========

                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)

LIABILITIES
      Accounts payable and accrued liabilities ......................  $  2,367
                                                                       --------
                                                   TOTAL LIABILITIES      2,367
                                                                       --------

SHAREHOLDERS' (DEFICIT)
      Common stock, $.0001 par value, 100,000,000 shares
         authorized, 500,000 shares issued and outstanding
         (See Note B) ..............................................         50
      Additional paid-in capital ...................................      9,357
      Deficit accumulated during the development stage .............    (11,774)
                                                                       --------
                                       TOTAL SHAREHOLDERS' (DEFICIT)     (2,367)
                                                                       ========


            See accompanying notes to condensed financial statements


                                               QUIKSILVER INTERNATIONAL HOLDINGS, INC.
                                                    (A Development Stage Company)

                                                 CONDENSED STATEMENTS OF OPERATIONS
                                                             (Unaudited)

                                                                                                                      April 22, 1997
                                                                                                                        (inception)
                                                               Three Months Ended              Nine Months Ended          Through
                                                               June 30,        June 30,       June 30,     June 30,       June 30,
                                                                 2000            1999           2000         1999           2000
                                                              ---------        --------     -----------    --------     -----------
COSTS AND EXPENSES
     Legal fees ...........................................   $   1,380        $    --      $     5,511    $    --      $     5,532
     Accounting fees ......................................         250             --              733         --            2,356
     Printing .............................................         701             --            3,636         --            3,636
     Licenses and fees ....................................         200             --              200         --              200
     Stock-based compensation for
          organizational costs (Note B)....................        --                                           --               50
                                                              ---------        --------     -----------    --------     -----------
                                       LOSS FROM OPERATIONS      (2,531)            --          (10,080)        --          (11,774)
                                                              ---------        --------     -----------    --------     -----------

INCOME TAX BENEFIT (EXPENSE) (NOTE C)
     Current tax benefit ..................................         482             --            1,919         --            2,241
     Deferred tax expense .................................        (482)            --           (1,919)        --           (2,241)
                                                              ---------        --------     -----------    --------     -----------

                                                   NET LOSS   $  (2,531)       $    --      $   (10,080)   $    --      $   (11,774)
                                                              =========        ========     ===========    ========     ===========

     BASIC AND DILUTED
        LOSS PER COMMON SHARE .............................   $   (0.01)       $     *      $     (0.02)   $     *      $     (0.02)
                                                              =========        ========     ===========    ========     ===========

     BASIC AND DILUTED WEIGHTED AVERAGE
        COMMON SHARES OUTSTANDING .........................     500,000          500,000        500,000      500,000        500,000
                                                              =========        ========     ===========    ========     ===========

* Less than .01 per share

                                      See accompanying notes to condensed financial statements


                                               QUIKSILVER INTERNATIONAL HOLDINGS, INC.
                                                    (A Development Stage Company)

                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                                                                                      April 22, 1997
                                                                                      Nine Months Ended                (inception)
                                                                                 --------------------------------        Through
                                                                                 June 30, 2000      June 30, 1999      June 30, 2000
                                                                                 -------------      -------------      -------------

OPERATING ACTIVITIES
          Net loss .............................................................  $   (10,080)           $--              $(11,774)

          Non-cash transactions:
             Stock-based compensation for
                 organizational costs (Note B) .................................         --               --                    50
         Third party expenses paid by affiliate on
           behalf of the company, recorded as
           additional-paid-in capital ..........................................        9,336             --                 9,357
          Changes in operating assets and liabilities:
             Accounts payable and accrued liabilities ..........................          744             --                 2,367
                                                                                  -----------            -----            --------

                                                              NET CASH (USED IN)
                                                           OPERATING ACTIVITIES          --               --                  --
                                                                                  -----------            -----            --------

INVESTING ACTIVITIES ...........................................................         --               --                  --
                                                                                  -----------            -----            --------

                                                           NET CASH PROVIDED BY
                                                           INVESTING ACTIVITIES          --               --                  --
                                                                                  -----------            -----            --------

FINANCING ACTIVITIES ...........................................................         --               --                  --
                                                                                  -----------            -----            --------

                                                           NET CASH PROVIDED BY
                                                           FINANCING ACTIVITIES          --               --                  --
                                                                                  -----------            -----            --------

                                                             NET CHANGE IN CASH          --               --                  --
         Cash, beginning of period .............................................         --               --                  --
                                                                                  -----------            -----            --------
                                                            CASH, END OF PERIOD   $      --              $--              $   --
                                                                                  ===========            =====            ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
              Interest .........................................................  $      --              $--              $   --
                                                                                  ===========            =====            ========
              Income taxes .....................................................  $      --              $--              $   --
                                                                                  ===========            =====            ========


Non-cash financing activities:
               500,000 shares common stock
                  issued for services ..........................................  $      --              $--              $     50
                                                                                  ===========            =====            ========

                                      See accompanying notes to condensed financial statements


                     QUIKSILVER INTERNATIONAL HOLDINGS, INC.
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 1999 as filed in its form 10-SB on November 22, 1999 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on April 22, 1997 and is a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the three months ended June 30, 2000 the Company incurred legal expense of $1,380, accounting expense of $250, printing expense of $701, and licenses and fees expense of $200. For the nine months ended June 30, 2000 the Company incurred legal expense of $5,511, accounting expense of $733, licenses and fees expense of $200, and printing expense of $3,636. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

NOTE C: INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                     QUIKSILVER INTERNATIONAL HOLDINGS, INC.

                                PLAN OF OPERATION

         We intend to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. We have not identified a particular acquisition target and have not entered into any negotiations regarding an acquisition. As soon as this registration statement becomes effective under Section 12 of the `34 Act, we intend to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger with us as of the date of this registration statement.

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

         We have, and will continue to have, no capital to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSBs, 10-Q's or 10-QSBs, agreements and related reports and documents. The `34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

         As stated previously, we will not acquire or merge with any entity that cannot provide independent audited financial statements concurrent with the closing of the proposed transaction. We are subject to the reporting requirements of the `34 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K (or 10-KSB, as applicable) and quarterly reports on Form 10-Q (or 10-QSB, as applicable). If the audited financial statements are not available at closing, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable at the discretion of our present management. If the transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

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

                     QUIKSILVER INTERNATIONAL HOLDINGS, INC.

Date: August 10, 2000                       By: /s/ Bob Hemmerling
                                                ------------------
                                            Bob Hemmerling, President

                                            By: /s/ Devinder Randhawa
                                                ---------------------
                                            Devinder Randhawa, Secretary