Form 10QSB
period 2001-03-31
QUICKSILVER INTERNATIONAL HOLDINGS INC
filed 2001-05-09
CIK 1088208

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

                                   (Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

[ ]  Transition report pursuant section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the transition period from...........to............
     Commission file number 000-28235

                     QUIKSILVER INTERNATIONAL HOLDINGS, INC.
              (Exact name of small business issuer in its charter)

      Nevada                                                          98-0204677
      --------------------------------------------------------------------------
      (State or other jurisdiction of          (IRS Employer Identification No.)
      Incorporation or organization)

      Suite 104, 1456 St. Paul Street, Kelowna, British Columbia, Canada V1Y 2E6
      --------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (250) 868-8177
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of the issuer's classes of common equity, as of March 31, 2001:

                   500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ___ No X

This document consists of 14 pages, excluding exhibits. The Exhibit Index is on page 13.

                     QUIKSILVER INTERNATIONAL HOLDINGS, INC.


                                      INDEX


Part I-Financial Information

Item 1.  Financial Statements.................................................3

Item 2.  Plan of Operation....................................................7

Part II-Other Information

Item 6.  Exhibits and Reports on Form 8-K ...................................13

Signatures...................................................................14

Part I. Item 1. Financial Information
-------------------------------------

                         QUIKSILVER INTERNATIONAL HOLDINGS, INC.
                              (A Development Stage Company)

                                 CONDENSED BALANCE SHEET
                                       (Unaudited)

                                 March 31, 2001

                                          ASSETS

                                                     TOTAL ASSETS $           -
                                                                 ===============

                         LIABILITIES AND SHAREHOLDERS' (DEFICIT)

LIABILITIES:
      Accounts payable and accrued liabilities................... $         500
                                                                 ---------------
                                                TOTAL LIABILITIES           500
                                                                 ---------------

SHAREHOLDERS' (DEFICIT) (Note B):
      Common stock...............................................            50
      Additional paid-in capital.................................        16,954
      Deficit accumulated during the development stage...........       (17,504)
                                                                 ---------------
                                    TOTAL SHAREHOLDERS' (DEFICIT)          (500)
                                                                 ---------------

                                                                  $           -
                                                                 ===============



            See accompanying notes to condensed financial statements

                                           QUIKSILVER INTERNATIONAL HOLDINGS, INC.
                                                (A Development Stage Company)

                                              CONDENSED STATEMENTS OF OPERATIONS
                                                         (Unaudited)
                                                                                                           April 22, 1997
                                                                                                             (inception)
                                                     Three Months Ended            Six Months Ended            Through
                                                 ---------------------------- ----------------------------
                                                   March 31,     March 31,      March 31,     March 31,       March 31,
                                                     2001           2000          2001           2000           2001
                                                 -------------- ------------- -------------- ------------- ----------------

COSTS AND EXPENSES
    Legal fees................................... $     2,265    $    1,676    $     2,660    $    4,132     $      8,762
    Accounting fees..............................         250           250            500         2,106            4,356
    Printing.....................................           -         1,605              -         2,935            4,136
    Licenses and fees............................           -             -              -             -              200
    Stock-based compensation for
         organizational costs (Note B)...........           -             -              -             -               50
                                                 -------------- ------------- -------------- ------------- ----------------
                            LOSS FROM OPERATIONS        2,515         3,531          3,160         9,173           17,504
                                                 -------------- ------------- -------------- ------------- ----------------

INCOME TAXES (Note C)............................           -             -              -             -                -
                                                 -------------- ------------- -------------- ------------- ----------------

                                        NET LOSS  $     2,515    $    3,531    $     3,160    $    9,173     $     17,504
                                                 ============== ============= ============== ============= ================

BASIC AND DILUTED
    LOSS PER COMMON SHARE........................ $         *    $        *    $         *    $     0.02
                                                 ============== ============= ============== =============

BASIC AND DILUTED WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING....................     500,000       500,000        500,000       500,000
                                                 ============== ============= ============== =============


*   Less than .01 per share



            See accompanying notes to condensed financial statements

                                           QUIKSILVER INTERNATIONAL HOLDINGS, INC.
                                                (A Development Stage Company)

                                              CONDENSED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)
                                                                                                       April 22, 1997
                                                                                                        (inception)
                                                                    Six Months Ended                      Through
                                                                        March 31,                        March 31,
                                                         -----------------------------------------
                                                                2001                 2000                  2001
                                                         -------------------  --------------------  --------------------

Net cash used in operating activities...................  $         (4,730)    $          (7,775)    $         (16,954)
                                                         -------------------  --------------------  --------------------

Cash flows from financing activities:
      Third party expenses paid by affiliate on
         behalf of the company, recorded as
         additional-paid-in capital.....................             4,730                 7,775                16,954
                                                         -------------------  --------------------  --------------------
Net cash provided by financing activities...............             4,730                 7,775                16,954
                                                         -------------------  --------------------  --------------------

                                      Net change in cash                                                             -
Cash, beginning of period...............................                 -                     -                     -
                                                         -------------------  --------------------  --------------------

                                     Cash, end of period  $              -     $               -     $               -
                                                         ===================  ====================  ====================


Supplemental disclosure of cash flow information:
Cash paid during the period for:
      Interest..........................................  $              -     $               -     $               -
                                                         ===================  ====================  ====================
      Income taxes......................................  $              -     $               -     $               -
                                                         ===================  ====================  ====================

Non-cash financing transactions:
      500,000 shares common stock
         issued for services............................  $              -     $               -     $              50
                                                         ===================  ====================  ====================



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

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. During the six months ended March 31, 2001, the affiliate paid expenses totaling $4,730, which increased the Company's additional paid-in capital from $12,224 at September 30, 2000 to $16,954 at March 31, 2001.

During the six months ended March 31, 2001, the Company incurred legal expense of $2,660 and accounting expense of $500. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

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



                                        QUIKSILVER INTERNATIONAL HOLDINGS, INC.

Date: May 8, 2001                       By: /s/ Bob Hemmerling
                                           ------------------------------------
                                             Bob Hemmerling, President


                                        By: /s/ Devinder Randhawa
                                           ------------------------------------
                                             Devinder Randhawa, Secretary