Form 10KSB40
period 2001-09-30
NORTHPORT INVESTMENTS INC
filed 2001-12-20
CIK 1088208

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

[X]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended September 30, 2001


[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
           For the transition period from __________ to ___________ Commission file number: 000-28235


                          Northport Investments, Inc.
                 (Name of small business issuer in its charter)
               (formerly Quiksilver International Holdings, Inc.)

              NEVADA
   (State or other jurisdiction of                      98-0204677
   incorporation or organization)           (I.R.S. Employer Identification No.)

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

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ]Yes [ ] No N/A

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

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

Transitional Small Business Disclosure Format (Check one): [ ] Yes [X] No

                                     PART I

Item 1. Description of Business.

     Northport Investments, Inc. (referred to as "us," "we" or "our"), was incorporated on April 22, 1997 under the laws of the State of Nevada to engage in any lawful corporate purpose. Other than issuing shares to its shareholders, we never commenced any other operational activities. We can be defined as a "blank check" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors has elected to commence implementation of our principal business purpose, described below under "Plan of Operation."

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

General Business Plan

     Our purpose is to seek, investigate and, if investigation warrants, acquire an interest in business opportunities presented to it by persons or firms that desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to restrict our discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. See the financial statements at page F-1 of this report. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

Item 7. Financial Statements.


                          NORTHPORT INVESTMENTS, INC.
               (formerly Quiksilver International Holdings, Inc.)

                                                                          Page
                                                                         -------

Independent auditors' report.............................................  F-2
Balance sheet, September 30, 2001........................................  F-3
Statements of operations for the years ended
  September 30, 2001 and 2000............................................  F-4
Statement of shareholders' deficit from October 1, 1999 through
  September 30, 2001.....................................................  F-5
Statements of cash flows for the years ended
  September 30, 2001 and 2000............................................  F-6
Notes to financial statements............................................  F-7

                          Independent Auditors' Report

To the Board of Directors and Shareholders
Northport Investments, Inc.
(formerly Quiksilver International Holdings, Inc.)


We have audited the balance sheet of Northport Investments, Inc. (formerly Quiksilver International Holdings, Inc.) as of September 30, 2001 and the related statements of operations, shareholders' deficit and cash flows for the years ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northport Investments, Inc. as of September 30, 2001, and the related statements of operations and cash flows for the years ended September 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred recurring losses since inception and has a working capital deficiency as of September 30, 2001 . These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Cordovano and Harvey, P.C
Denver, Colorado
December 7, 2001

                          NORTHPORT INVESTMENTS, INC.
               (formerly Quiksilver International Holdings, Inc.)


                                  Balance Sheet

                               September 30, 2001



                                                      TOTAL ASSETS $          -
                                                                  ==============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities:
  Accrued liabilities............................................. $      1,500
                                                                  --------------
                                                 Total liabilities        1,500
                                                                  --------------

Shareholders' deficit:
  Common stock, $.0001 par value, 100,000,000 shares authorized,
    500,000 shares issued and outstanding.........................           50
  Additional paid-in capital......................................       19,474
  Retained deficit................................................      (21,024)
                                                                  --------------
                                       Total shareholders' deficit       (1,500)
                                                                  --------------

                       TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT $          -
                                                                  ==============


                 See accompanying notes to financial statements

                          NORTHPORT INVESTMENTS, INC.
               (formerly Quiksilver International Holdings, Inc.)

                            Statements of Operations


                                                    Years Ended September 30,
                                                       2001           2000
                                                  -------------- --------------
Costs and expenses:
  Legal fees...................................... $      4,214   $      6,102

  Accounting fees.................................        2,250          3,856

  Printing........................................            -          4,136

  Licenses and fees...............................          200            200

  Other general and administrative costs..........           16              -
                                                  -------------- --------------
                              Loss from operations       (6,680)       (14,294)
                                                  -------------- --------------

Income tax benefit (expense) (Note C).............            -              -
                                                  -------------- --------------

                                          Net loss $     (6,680)  $    (14,294)
                                                  ============== ==============


Basic and diluted loss per common share........... $      (0.01)  $      (0.03)
                                                  ============== ==============

Basic and diluted weighted average
     common shares outstanding....................      500,000        500,000
                                                  ============== ==============



                 See accompanying notes to financial statements

                                                NORTHPORT INVESTMENTS, INC.
                                     (formerly Quiksilver International Holdings, Inc.)


                                             Statement of Shareholders' Deficit

                                        October 1, 1999 through September 30, 2001
                                                                                                  Deficit
                                                                                                Accumulated
                                                                                    Additional     During
                                                               Common Stock          Paid-In    Development
                                                           Shares      Par Value     Capital       Stage         Total
                                                         ------------ ------------ ------------ ------------ ------------
                               Balance, October 1, 1999      500,000   $       50   $        -   $      (50)  $        -

Third party expenses paid by an affiliate on
   behalf of the Company (Note B)......................            -            -       12,224            -       12,224
Net loss for year ended September 30, 2000.............            -            -            -      (14,294)     (14,294)
                                                         ------------ ------------ ------------ ------------ ------------
                            Balance, September 30, 2000      500,000           50       12,224      (14,344)      (2,070)

Third party expenses paid by an affiliate on
   behalf of the Company (Note B)......................            -            -        7,250            -        7,250
Net loss for year ended September 30, 2001.............            -            -            -       (6,680)      (6,680)
                                                         ------------ ------------ ------------ ------------ ------------
                            Balance, September 30, 2001      500,000   $       50   $   19,474   $  (21,024)  $   (1,500)
                                                         ============ ============ ============ ============ ============



                 See accompanying notes to financial statements

                          NORTHPORT INVESTMENTS, INC.
               (formerly Quiksilver International Holdings, Inc.)

                            Statements of Cash Flows


                                                    Years Ended September 30,
                                                       2001           2000
                                                  -------------- --------------
Cash flows from operating activities:
  Net loss........................................ $     (6,680)  $    (14,294)
  Transactions not requiring cash:
    Changes in operating liabilities:
     Accounts payable and accrued liabilities.....         (570)         2,070
                                                  -------------- --------------
           Net cash (used in) operating activities       (7,250)       (12,224)
                                                  -------------- --------------

Cash flows from financing activities:
  Third party expenses paid by an affiliate on
    behalf of the Company, recorded as additional
    paid-in capital (Note B)......................        7,250         12,224
                                                  -------------- --------------
         Net cash provided by financing activities        7,250         12,224
                                                  -------------- --------------

Net change in cash................................            -              -
Cash, beginning of period.........................            -              -
                                                  -------------- --------------

                               Cash, end of period $          -   $          -
                                                  ============== ==============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest...................................... $          -   $          -
                                                  ============== ==============
    Income taxes.................................. $          -   $          -
                                                  ============== ==============



                 See accompanying notes to financial statements

                           NORTHPORT INVESTMENTS, INC.
               (formerly Quiksilver International Holdings, Inc.)

                          Notes To Financial Statements

Note A: Organization and summary of significant accounting policies

Organization

Northport Investments, Inc. (formerly Quiksilver International Holdings, Inc.) (the "Company") was incorporated, under the laws of Nevada on April 22, 1997 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company's business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

Effective October 4, 2001, the Company changed its name to Northport Investments, Inc. (see Note D).

Management changed the manner in which it presents the Company's operating results and cash flows during the year ended September 30, 2001. Management no longer considers the Company in the development stage as defined by the FASB Statement of Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." As a result, cumulative operating results and cash flow information is no longer presented in the financial statements. This change does not affect the Company's operating results or financial position. Accordingly, no pro forma financial information is necessary. Historical information has been revised in conformity with current practice.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses since inception and has a working capital deficiency as of September 30, 2001. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon continuing capital contributions from an affiliate to meet its obligations on a timely basis, consummating a business combination with an operating company, and ultimately attaining profitability. There is no assurance that the affiliate will continue to provide capital to the Company or that the Company can identify a target company and consummate a business combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary of significant accounting policies

Cash and equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash or cash equivalents at September 30, 2001.

Fair value of financial instruments

The Company's financial instruments consist of accounts payable and accrued liabilities. The carrying amounts of the current liabilities approximate fair value due to the short-term maturity of the instruments.

                           NORTHPORT INVESTMENTS, INC.
               (formerly Quiksilver International Holdings, Inc.)

                          Notes To Financial Statements

Use of estimates

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

Loss per common share

Basic loss per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted loss per share is similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

At September 30, 2001, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Stock-based compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" permits the use of either a "fair value based method" or the "intrinsic value method" defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) to account for stock-based compensation arrangements.

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements with employees under the provisions of APB 25. No pro forma disclosures have been included with the accompanying financial statements as there was no pro forma effect to the Company's net loss or net loss per share.

Note B: Related party transactions

The Company maintains a mailing address at an affiliate's address. At this time, the Company has no need for an office.

                           NORTHPORT INVESTMENTS, INC.
               (formerly Quiksilver International Holdings, Inc.)

                          Notes To Financial Statements

The Company does not maintain a checking account and expenses incurred by the Company have historically been paid by an affiliate. During the years ended September 30, 2001 and 2000, the Company incurred $20,974 in expenses of which $19,474 was paid by the affiliate. The remaining balance of $1,500 is included in accounts payable and accrued liabilities in the accompanying financial statements. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, payments made by the affiliate are classified as additional paid-in capital.

Note C: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

                                                      For the Years Ended
                                                         September 30,
                                                    ------------------------
                                                        2001         2000
                                                    -----------  -----------
     U.S. statutory federal rate....................    15.00%       15.00%
     State income tax rate, net of federal benefit..     3.94%        4.04%
     Net operating loss (NOL) for which no tax
       benefit is currently available...............   -18.94%      -19.04%
                                                    -----------  -----------
                                                         0.00%        0.00%
                                                    ===========  ===========

At September 30, 2001, deferred taxes consisted of a net tax asset of $3,683, due to operating loss carryforwards of $21,024, which was fully allowed for, in the valuation allowance of $3,683. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended September 30, 2001 and 2000 were $1,265 and $2,408, respectively. Net operating loss carryforwards will expire through 2021.

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

Note D: Subsequent events

On October 4, 2001, the Company changed its name from Quiksilver International Holdings, Inc. to Northport Investments, Inc. The name change was filed by the Nevada Secretary of State on October 15, 2001.

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

Name                     Age           Position

Yan Zhou                 47            President, Chairperson
Zhong Bo Jia             47            Vice President, Treasurer and Director
Richard Wang             49            Secretary and Director

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

Resumes

     Yan Zhou, Chairperson and President, was appointed to her positions on October 4, 2001. Yan Zhou is also currently Chairperson and President of a Dalian, China based software development company, Dalian Beigang Information Industry Development Co Ltd., which she co-founded in 1997. Prior to 1997, she spent five years as general manager of Dalian Electronic and Telecommunication Co. Ltd. From 1969 to 1992, she was general manager of the Dalian Post and Telecommunication Bureau. Yan Zhou is a 1976 Bachelor of Science graduate of Chang Chun Post and Telecommunications College.

     Zhong Bo Jia, Vice President and Director, was appointed to his positions on October 4, 2001. From 1992 until co-founding Dalian Beigang Information Industry Development Co Ltd., a Dalian

China based software development company in 1997, Mr. Jia was President of Dalian Electronic and Telecommunication Co. Ltd. From 1969 to 1973 and from 1977 to 1992, he was with the Dalian Post and Telecommunication Bureau as Vice General Manager. Mr. Jia is a 1977 Bachelor of Science graduate from Beijing Post and Telecommunication University.

     Richard Wang, Director and Secretary, was appointed to his positions on October 4, 2001. Mr. Wang, a Canadian citizen residing in Vancouver, BC, Canada, has founded several North American businesses in areas of motion picture productions, over the counter medicine & health food products distribution, general merchandise export & import. He has been involved in all aspects of new product research and development in USA, Canada and Asia, including electronic medical devices, electronic security monitoring system, and water-resistant and child-resistant electronic lighters, which are approved by Consumer Product Safety Commission of United States. Mr. Wang has served as Chief Operating Officer and director of TEDA Technologies International Inc. and Digital Village World Technologies Inc. since February 2001.

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

Reports on Form 8-K

November 28, 2001

We filed an 8-K reporting a change in the directors and the management of the Company.

November 20, 2001

We filed an 8-K reporting the of change of our corporate name.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Northport Investments, Inc.



By  /s/ Yan Zhou
  --------------
    Yan Zhou, President


Date: December 19, 2001


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By  /s/ Yan Zhou
  --------------
    Yan Zhou, President


Date: December 19, 2001


By  /s/ Richard Wang
  ------------------
    Richard Wang, Secretary, Director


Date: December 19, 2001