Form 10QSB
period 2001-12-31
NORTHPORT INVESTMENTS INC
filed 2002-02-19
CIK 1088208

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

                                   (Mark One)

  [X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                For the quarterly period ended December 31, 2001

  [ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                For the transition period from ...... to .......
                        Commission file number 000-28235

                           NORTHPORT INVESTMENTS INC.
              (Exact name of small business issuer in its charter)

                  Nevada                                   98-0204677
--------------------------------------------------------------------------------
       (State or other jurisdiction of                   (IRS Employer
       Incorporation or organization)                   Identification No.)

   Unit #10, 8980 Fraserwood Court, Burnaby, British Columbia, Canada V5J 5H7
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 438-3598
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of the issuer's classes of common equity, as of December 31, 2001:

                   500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ___ No X

This document consists of 15 pages, excluding exhibits.

                           NORTHPORT INVESTMENTS INC.


                                      INDEX



Part I-Financial Information

Item 1. Financial Statements ..............................................   3
Item 2. Plan of Operation..................................................   8

Part II-Other Information

Item 1.  Legal Proceedings.................................................  13
Item 6. Exhibits and Reports on Form 8-K ..................................  13
Signatures.................................................................  15

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


                           NORTHPORT INVESTMENTS, INC.

                          Index to Financial Statements

                                                                          Page
                                                                          ------

Condensed balance sheet, December 31, 2001                                  4
Condensed statements of operations for the three months
      ended December 31, 2001 and 2000                                      5
Condensed statements of cash flows for the three months
      ended December 31, 2001 and 2000                                      6
Notes to condensed financial statements                                     7

                           NORTHPORT INVESTMENTS, INC.

                             Condensed Balance Sheet

                               December 31, 2001


                                                   TOTAL ASSETS     $       -
                                                                     ==========

LIABILITIES AND SHAREHOLDER'S DEFICIT
Liabilities:
      Accounts payable ........................................     $    1,466
      Accrued liabilities .....................................          1,750
                                                                     ---------
                                              Total liabilities          3,216
                                                                     ---------

Shareholder's deficit:
      Common stock, $.0001 par value, 100,000,000
         shares authorized, 500,000 shares issued
         and outstanding ......................................             50
      Additional paid-in capital ..............................         19,474
      Retained deficit ........................................       (22,740)
                                                                     ---------
                                    Total shareholder's deficit        (3,216)
                                                                     ---------

                    TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT     $       -
                                                                     =========









            See accompanying notes to condensed financial statements

                           NORTHPORT INVESTMENTS, INC.

                       Condensed Statements of Operations
                                                                       Three months ended
                                                                          December 31,
                                                               -------------------------------------
                                                                     2001                2000
                                                               ---------------      ----------------
Costs and expenses:
     Legal fees ..............................................         $ 1,466                $ 395
     Accounting fees .........................................             250                  250
                                                               ----------------     ----------------
                                          Loss from operations          (1,716)                (645)
                                                               ----------------     ----------------

Income tax benefit (expense) (Note C) ........................               -                    -
                                                               ----------------     ----------------

                                                      Net loss        $ (1,716)              $ (645)
                                                               ================     ================


Basic and diluted loss per common share ......................  $        (0.00)     $         (0.00)
                                                               ================     ================
Basic and diluted weighted average
     common shares outstanding ...............................         500,000              500,000
                                                               ================     ================








            See accompanying notes to condensed financial statements

                          NORTHPORT INVESTMENTS, INC.

                       Condensed Statements of Cash Flows
                                                                        Three months ended
                                                                           December 31,
                                                                   -------------------------------
                                                                         2001           2000
                                                                   --------------- ---------------
                          Net cash (used in) operating actiities              -               -
                                                                   --------------- ---------------

Net change in cash .............................................              -               -
Cash, beginning of period ......................................              -               -
                                                                   --------------- ---------------

                                             Cash, end of period         $    -         $     -
                                                                   =============== ===============

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
       Interest ................................................         $    -         $     -
                                                                   =============== ===============
       Income taxes ............................................         $    -         $     -
                                                                   =============== ===============






            See accompanying notes to condensed financial statements

                           Northport Investments, Inc.
                     Notes To Condensed Financial Statements
                                   (Unaudited)

NOTE A: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 2001 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

NOTE B: RELATED PARTY TRANSACTIONS

The Company does not maintain a checking account. Certain expenses incurred by the Company are paid by an affiliate. During the three months ended December 31, 2001 and 2000, the affiliate did not make any payments to vendors related to the Company's expenses. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. As the expenses are paid by the affiliate, they are classified as additional paid-in capital. Through December 31, 2001, the affiliate has paid $19,474 in expenses for the Company.

NOTE C: INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

Item 2.  Plan of Operation

We intend to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for our securities. We have not identified a particular acquisition target and have not entered into any negotiations regarding an acquisition. We intend to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger with us as of the date of this filing.

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

While any disclosure must include audited financial statements of the target entity, we cannot assure you that such audited financial statements will be available. As part of the negotiation process, the Board of Directors does intend to obtain certain assurances of value, including statements of assets and liabilities, material contracts, accounts receivable statements, or other indications of the target entity's condition prior to consummating a transaction, with further assurances that an audited statement would be provided as a component of a merger or acquisition agreement.

Due to our intent to remain a shell corporation until a merger or acquisition candidate is identified, it is anticipated that our cash requirements shall be minimal, and that all necessary capital, to the extent required, will be provided by the directors or officers. We do not anticipate that we will have to raise capital in the next twelve months. We also do not expect to acquire any plant or significant equipment.

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

General Business Plan

Our purpose is to seek, investigate and, if investigation warrants, acquire an interest in business opportunities presented to us by persons or firms that desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to restrict our discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

We have, and will continue to have, no capital and therefore will not be able to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct a public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-KSBs, 10-QSBs, agreements and related reports and documents. The `34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

o specific risk factors not now foreseeable but which could be anticipated to impact our proposed activities;

o      the potential for growth or expansion;

o      the potential for profit;

o the perceived public recognition of acceptance of products, services, or trades;

o      name identification and other relevant factors.

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

Our management, while probably not especially experienced in matters relating to the prospective new business of the Company, shall rely upon their own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing our business purposes. We do not anticipate that any outside consultants or advisors, except for our legal counsel and accountants, will be utilized by us to accomplish our business purposes. However, if we do retain an outside consultant or advisor, any cash fee will be paid by the prospective merger/acquisition candidate, as we have no cash assets. We currently have no contracts or agreements with any outside consultants and none are contemplated.

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

We anticipate that we will incur nominal expenses in the implementation of our business plan. Because we have no capital to pay anticipated expenses, present management will pay these charges with their personal funds, as interest free loans. If additional funding is necessary, management and or shareholders will continue to provide capital or arrange for additional outside funding. The only opportunity that management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has no agreements with the Company that would impede or prevent consummation of a proposed transaction. We cannot assure, however, that management will continue to provide capital indefinitely if a merger candidate cannot be found. If a merger candidate cannot be found in a reasonable period of time, management may be required to reconsider its business strategy, which could result in our dissolution.

Acquisition Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders. Furthermore, management may negotiate or consent to the purchase of all or a portion of our stock. Any terms of sale of the shares presently held by officers and/or directors will be also afforded to all other shareholders on similar terms and conditions. Any and all sales will only be made in compliance with the securities laws of the United States and any applicable state.

While the actual terms of a transaction that management may be a party to cannot be predicted, it may be expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In that event, the shareholders of the Company would retain 20% or less of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of the shareholders.

As part of the "due diligence" investigation, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures to the extent of our limited financial resources and management expertise. How we will participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the parties, the management of the target company and our relative negotiation strength.

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

As stated previously, we will not acquire or merge with any entity that cannot provide independent audited financial statements concurrent with the closing of the proposed transaction. We are subject to the reporting requirements of the `34 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of a Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-KSB and quarterly reports on Form 10-QSB. If the audited financial statements are not available at closing, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable at the discretion of our present management. If the transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

Competition

We will remain an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we do. In view of our extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There is no litigation pending or threatened by or against us.

Item 6. Exhibits and Reports on Form 8-K

       a.) The following is a list of exhibits filed as part of this quarterly filing on Form 10QSB or as prior exhibits.

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

              Financial statements for the period ended December 31, 2001

* Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, dated November 22, 1999, and incorporated herein by this reference.

       b.)    Reports on Form 8-K

              (1) Form 8-K filed on November 20, 2001 which reported on the following:

                     o The Company changed its name to Northport Investments Inc. The name change was filed by the Nevada Secretary of State on October 15, 2001.

              (2) Form 8-K filed on November 28, 2001 which reported on the following:

                     o On October 4, 2001, Devinder Randhawa, Chairman and President, and Bob Hemmerling, Director, Secretary and Treasurer tendered their resignations, which were accepted. Neither director had a disagreement with the registrant on any matter relating to the registrant's operations, policies or practices. Yan Zhao, who will serve as Chairman and President, Zhong Bo Jia, who will serve as Vice President and Treasurer and Richard Wang, who will serve as Secretary were elected by unanimous consent. Their election will be approved by shareholders at the next annual meeting.

                           NORTHPORT INVESTMENTS INC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NORTHPORT INVESTMENTS INC.


Date:    February 19, 2002                  By:     /s/ Yan Zhao
                                                    ----------------------------
                                                    Yan Zhao, President


                                            By:     /s/ Richard Wang
                                                    ----------------------------
                                                    Richard Wang, Secretary