Form 10QSB
period 2002-03-31
NORTHPORT INVESTMENTS INC
filed 2002-05-14
CIK 1088208

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB

                                   (Mark One)

  [X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                  For the quarterly period ended March 31, 2002

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

   Unit #10, 8980 Fraserwood Court, Burnaby, British Columbia, Canada V5J 5H7
   --------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (604) 438-3598
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                              ---      ---

Number of shares outstanding of the issuer's classes of common equity, as of March 31, 2002:

                   500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes     No  X
                                                   ---    ---

This document consists of 13 pages, excluding exhibits.

                           NORTHPORT INVESTMENTS INC.


                                      INDEX



Part I-Financial Information

Item 1. Financial Statements ................................................ 3


        Condensed balance sheet, March 31, 2002
         (unaudited) ........................................................ 3

        Condensed statements of operations for
         the three and six months ended March 31,
         2002 and 2001
         (unaudited) ........................................................ 4

        Condensed statements of cash flows for
         the six months ended March 31, 2002 and 2001
         (unaudited) ........................................................ 5

        Notes to condensed financial statements
         (unaudited) ........................................................ 6


Item 2. Plan of Operation ................................................... 7

Part II-Other Information

Item 1.  Legal Proceedings ..................................................12
Item 6. Exhibits and Reports on Form 8-K ....................................12
Signatures ..................................................................13

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             Condensed Balance Sheet
                                   (Unaudited)

                                 March 31, 2002

ASSETS
Cash ...........................................................  $  27,942
                                                                  ---------

                                               TOTAL ASSETS       $  27,942
                                                                  =========

LIABILITIES AND SHAREHOLDER'S DEFICIT
Liabilities:
  Indebtedness to related party (Note B) .......................  $  40,000
  Accrued liabilities ..........................................      2,100
                                                                  ---------
                                          Total liabilities          42,100
                                                                  ---------

Shareholder's deficit:
  Common stock .................................................         50
  Additional paid-in capital ...................................     19,474
  Retained deficit .............................................    (33,682)
                                                                  ---------
                                Total shareholder's deficit         (14,158)
                                                                  ---------

                TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT       $  27,942
                                                                  =========


           See accompanying notes to condensed financial statements.

                       Condensed Statements of Operations
                                   (Unaudited)


                                   Three Months Ended       Six Months Ended
                                       March 31,                March 31,
                                  --------------------    --------------------
                                    2002        2001        2002        2001
                                  --------    --------    --------    --------
Costs and expenses:
  Legal fees ...................  $  8,534    $  2,265    $ 10,000    $  2,660
  Accounting fees ..............       350         250         600         500
  Travel .......................     1,899           -       1,899           -
  Other general and
   administrative expenses .....       159           -         159           -
                                  --------    --------    --------    --------
        Loss from operations       (10,942)     (2,515)    (12,658)     (3,160)
                                  --------    --------    --------    --------

Income tax benefit (expense)
(Note C) .......................         -           -           -           -
                                  --------    --------    --------    --------

                    Net loss      $(10,942)   $(2,515)    $(12,658)   $(3,160)
                                  ========    ========    ========    ========


Basic and diluted loss per
 common share ..................  $  (0.02)   $  (0.01)   $  (0.03)   $  (0.01)
                                  ========    ========    ========    ========
Basic and diluted weighted
 average common shares
 outstanding ...................   500,000     500,000     500,000     500,000
                                  ========    ========    ========    ========


           See accompanying notes to condensed financial statements.

                Condensed Statements of Cash Flows
                           (Unaudited)

                                                           Six Months Ended
                                                               March 31,
                                                        ----------------------
                                                          2002          2001
                                                        --------      --------

           Net cash (used in)operating activities        (12,058)            -
                                                        --------      --------

Cash flows from financing activities:
  Proceeds from director advance (Note B) ............    40,000             -
                                                        --------      --------
        Net cash provided by financing activities         40,000             -
                                                        --------      --------

Net change in cash ...................................    27,942             -
Cash, beginning of period ............................         -             -
                                                        --------      --------

                              Cash, end of period       $ 27,942      $      -
                                                        ========      ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest .........................................  $      -      $      -
                                                        ========      ========
    Income taxes .....................................  $      -      $      -
                                                        ========      ========

           See accompanying notes to condensed financial statements.

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

NOTE B: RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2002, a director advanced the Company $40,000 for working capital. The advance does not carry and interest rate and is due on demand.

NOTE C: INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

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

                   3.2*             Amendment to Articles of Incorporation

                   3.3*             Bylaws

                   4.1*             Specimen Informational Statement

                 4.1.1* Form of Lock-up Agreement Executed by the Company's Shareholders

                                    Financial statements for the period ended
                                    March 31, 2002

               * Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, dated November 22, 1999, and incorporated herein by this reference.


          b.)  Reports on Form 8-K

               None

                           NORTHPORT INVESTMENTS INC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NORTHPORT INVESTMENTS INC.


Date:  May 14, 2002                   By:  /s/ Yan Zhao
                                           -----------------------------------
                                           Yan Zhao, President


                                      By:  /s/ Richard Wang
                                           -----------------------------------
                                           Richard Wang, Secretary