Form 10QSB
period 2002-06-30
NORTHPORT INVESTMENTS INC
filed 2002-08-13
CIK 1088208

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________

                                  FORM 10-QSB

                                   (Mark One)

  [X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                 For the quarterly period ended June 30, 2002

 [ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

               For the transition period from             to
                                              ------------   ------------
                        Commission file number 000-28235

                           NORTHPORT INVESTMENTS INC.
       (Exact name of small business issuer in its charter)

                Nevada                                 98-0204677
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of the issuer's classes of common equity, as of June 30, 2002:

                       500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ___ No X

This document consists of___ pages, excluding exhibits.

                             NORTHPORT INVESTMENTS INC.


                                         INDEX


Part I-Financial Information

Item 1. Financial Statements                                                   3
Item 2. Plan of Operation                                                      7

Part II-Other Information

Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K                                      13
Signatures                                                                    14


PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements


                          NORTHPORT INVESTMENTS, INC.

                          Index to Financial Statements

                                                                            Page
                                                                            ----

Condensed balance sheet, June 30, 2002 (unaudited)                           F-2
Condensed statements of operations for the three and nine months
  ended June 30, 2002 and 2001 (unaudited)                                   F-3
Condensed statements of cash flows for the nine months
  ended June 30, 2002 and 2001 (unaudited)                                   F-4
Notes to condensed financial statements (unaudited)                          F-5

Page F-2


                         NORTHPORT INVESTMENTS, INC.

                          Condensed Balance Sheet
                                (Unaudited)

                                June 30, 2002

ASSETS
   Cash                                                           $      22,682
                                                                  -------------

                                                  TOTAL ASSETS    $      22,682
                                                                  =============

LIABILITIES AND SHAREHOLDER'S DEFICIT
Liabilities:
   Indebtedness to related party (Note B)                         $      55,000
   Accounts payable                                                         734
   Accrued liabilities                                                      350
                                                                  -------------
                                             Total liabilities           56,084
                                                                  -------------

Shareholder's deficit:
   Common stock                                                              50
   Additional paid-in capital                                            19,474
   Cumulative translation adjustment                                       (193)
   Retained deficit                                                     (52,733)
                                                                  -------------
                                   Total shareholder's deficit         (33,402)
                                                                  -------------

                   TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT    $      22,682
                                                                  =============


           See accompanying notes to condensed financial statements

Page F-3

                         NORTHPORT INVESTMENTS, INC.

                      Condensed Statements of Operations
                                 (Unaudited)

                                                            Three Months Ended              Nine Months Ended
                                                                 June 30,                       June 30,
                                                         ----------------------------  ----------------------------
                                                              2002           2001           2002           2001
                                                         -------------  -------------  -------------  -------------
Costs and expenses:
   Legal fees                                            $        -     $       1,554  $      10,000  $       4,214
   Accounting fees                                               1,050            250          1,650            750
   Travel                                                       14,863           -            16,762           -
   Rent                                                          2,538           -             2,538           -
   Other general and administrative expenses                       600            200            759            200
                                                         -------------  -------------  -------------  -------------
                                 Loss from operations          (19,051)        (2,004)       (31,709)        (5,164)
                                                         -------------  -------------  -------------  -------------

Income tax benefit (expense) (Note C)                             -              -              -              -
                                                         -------------  -------------  -------------  -------------

                                             Net loss    $     (19,051) $      (2,004) $     (31,709) $      (5,164)
                                                         =============  =============  =============  =============


Basic and diluted loss per common share                  $       (0.04) $       (0.00) $       (0.06) $       (0.01)
                                                         =============  =============  =============  =============
Basic and diluted weighted average
  common shares outstanding                                    500,000        500,000        500,000        500,000
                                                         =============  =============  =============  =============

           See accompanying notes to condensed financial statements

Page F-4


                         NORTHPORT INVESTMENTS, INC.

                     Condensed Statements of Cash Flows
                                (Unaudited)

                                                          Nine Months Ended
                                                               June 30,
                                                    ----------------------------
                                                         2002           2001
                                                    -------------  -------------

          Net cash (used in) operating activities   $     (32,318) $       -
                                                    -------------  -------------

Cash flows from financing activities:
   Proceeds from director advance (Note B)                 55,000          -
                                                    -------------  -------------
        Net cash provided by financing activities          55,000          -
                                                    -------------  -------------

Net change in cash                                         22,682          -
Cash, beginning of period                                    -             -
                                                    -------------  -------------

                              Cash, end of period   $      22,682  $       -
                                                    =============  =============

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
     Interest                                       $        -     $       -
                                                    =============  =============
     Income taxes                                   $        -     $       -
                                                    =============  =============



           See accompanying notes to condensed financial statements

Page F-5


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

NOTE B: RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2002, a director advanced the Company $15,000 for working capital, bringing the total advanced for the nine months ended June 30, 2002 to $55,000. The advances do not carry an interest rate and are due on demand.

NOTE C: INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

NOTE D: SHARE EXCHANGE AGREEMENT

On May 6, 2002, the Company entered into a Share Exchange Agreement (the "Agreement") with ATC Systems, Inc. ("ATC") and the shareholders of ATC. Pursuant to the Agreement, the Company would acquire all of the outstanding shares of ATC in exchange for 16,140,000 shares of the Company's common stock, representing approximately 97 percent of the outstanding shares of the Company. Closing the Agreement would result in a change in control of the Company.

On June 15, 2002, the parties modified the Agreement, which extended the date of closing the Agreement.

As of the date of this filing, the Agreement had not been closed.

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

      Exhibit No.   Description
      -----------   -----------

           3.1*     Articles of Incorporation

           3.2*     Amendment to Articles of Incorporation

           3.3*     Bylaws

           4.1*     Specimen Informational Statement

         4.1.1*     Form of Lock-up Agreement Executed by the Company's
                    Shareholder

         4.1.2      Financial statements for the period ended June 30, 2002

* Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, dated November 22, 1999, and incorporated herein by this reference.

b.)   Reports on Form 8-K

On May 6, 2002 the Company entered into a Share Exchange Agreement ( " Agreement") , by and among, the Company, ATC Systems Inc. ("ATC"), and the shareholders of ATC therein (the "ATC Shareholders"). Pursuant to the Agreement, the Company acquired from the ATC Shareholders all of the shares of ATC in exchange for sixteen million, one hundred and forty thousand (16,140,000) shares of the Company's common stock representing 97.00% of the issued and outstanding shares of the Company after giving effect to the acquisition. A Form 8K reflecting the Agreement was filed on May 16,2002 and which included all relevant documentation in support of the transaction. Pursuant to the terms of the Share Exchange Agreement, Gao Yao, Guo Wei, Xiang Dong Liu and Mr. Stephen Dadson became members of the board of directors of the Company. Stephen Dadson was appointed Chief Executive Officer("CEO").

On June 15, 2002, the parties entered into a modification agreement ("Modification") which extended the date of closing of the Agreement. The Company had learned that the final approval ( Approval) of the Ministry of Foreign Technology and Economic Cooperation(MOFTEC) to the business of ATC through its Chinese subsidiary, Dalian Northport Information Co. Ltd. (FJV), had not yet been issued. Such approval is necessary for the FJV to officially commence business, accordingly the parties have agreed to extend the closing date of the Agreement until the Approval is issued , provided it is issued on or before six months from the date of the Modification. A Form 8K/A was filed on July 1,2002 which reflected the modification and also the closing revision. Accordingly the Company continues as a blank check entity and which continues to seek a merger candidate, subject to a satisfactory closing of the May 6, 2002 agreement. The newly appointed directors of the Company, namely Gao Yao, Guo Wei, Xiang Dong Liu and Stephen Dadson remain as directors. Stephen Dadson continues as CEO.

                                                                    Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Northport Investments, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Stephen Dadson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Stephen Dadson
-----------------------------------------
Stephen Dadson

Chief Executive Officer
August 12, 2002

                                                                    Exhibit 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Northport Investments, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Richard Wang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Richard Wang
-----------------------------------------
Richard Wang
Chief Financial Officer
August 12, 2002



                         NORTHPORT INVESTMENTS INC.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NORTHPORT INVESTMENTS INC.


Date:   August 12, 2002              By:  /s/Yan Zhao
                                        ---------------------------------------
                                        Yan Zhao, President


                                     By:  /s/ Richard Wang
                                        ---------------------------------------
                                        Richard Wang, Secretary