Form 10KSB
period 2002-09-30
NORTHPORT INVESTMENTS INC
filed 2003-01-02
CIK 1088208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-28235

Northport Investments Inc.
(Name of small business issuer in its charter)

NEVADA	98-0204677
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite #380 – 1200 W. 73rd Avenue, Vancouver, B.C., Canada V6P 6G5
(Address of principal executive offices)                                       (Zip Code)

Issuer's telephone number (604) 267-1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 500,000

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant toRule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): [   ] Yes [X] No

Northport Investments Inc.
Form 10-KSB

Index

Part I

Item 1.	Description of Business
Item 2.	Description of Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6.	Plan of Operations
Item 7.	Financial Statements
Item 8.	Changes In and Disagreements with Accountants on Accounting and Financing Disclosure

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits and Reports on Form 8K

Signatures

PART I

Item 1. Description of Business.

The Company was originally formed as Quiksilver International Holdings, Inc. (referred to as "us," "we" or "our") on April 22, 1997 under the laws of the State of Nevada to engage in any lawful corporate purpose. Other than issuing shares to its shareholders, we never commenced any other operational activities. We can be defined as a "blank check" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors has elected to commence implementation of our principal business purpose, described below under "Plan of Operation."

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

Up to September 30, 2002, we operated from an office location at #10, 8980 Fraserwood Court, Burnaby, British Columbia, and then moved on November 1, 2002 to the present address in Vancouver.

In October 2001, a new board of directors was elected. Space is provided at the current office location on a month-to-month lease arrangement at a rate of $1,000 per month.

Item 3. Legal Proceedings.

The Company is not involved in my legal proceedings at this time.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

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

We have not, and do not intend to enter into, any arrangement, agreement or understanding with non-management shareholders allowing non-management shareholders to directly or indirectly participate in or influence our management of the Company. Management currently holds none of the issued stock but has the support of the two major shareholders. As a result, management is in a position to elect a majority of the directors and to control our affairs.

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

General Business Plan

Our purpose is to seek, investigate and, if investigation warrants, acquire an interest in business opportunities presented to it by persons or firms that desire to seek the perceived advantages of an Exchange Act registered corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to restrict our discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. See the financial statements included with this filing. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

Acquisition Agreement

On May 16, 2002, the Company entered into a Share Exchange Agreement (“Agreement”) with the shareholders of ATC Systems Inc. (“ATC”), a private Canadian company, to acquire 100% of the issued shares of ATC. On July 1, 2002, the Company announced that the transaction had not closed because certain approvals were not yet in place regarding ATC’s business operations in China. A Modification Agreement was signed by all parties extending the date of the closing of the Agreement up to six months from June 15, 2002.

As of December 15, 2002, the required approvals had not been received and accordingly the Agreement is considered cancelled.

Item 7. Financial Statements.

NORTHPORT INVESTMENTS, INC.
Index to Financial Statements

Independent Auditors’ Report

To the Board of Directors and Shareholders
Northport Investments, Inc.:

We have audited the balance sheet of Northport Investments, Inc. as of September 30, 2002 and the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northport Investments, Inc. as of September 30, 2002, and the related statements of operations and cash flows for the years ended September 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses since inception and has a working capital deficiency as of September 30, 2002. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Harvey, P.C
Denver, Colorado
December 17, 2002

NORTHPORT INVESTMENTS, INC.
Balance Sheet

September 30, 2002

Assets

Cash	$12,196

Total current assets	$12,196

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable and accrued liabilities	$2,504
Indebtedness to related party (Note 2)	55,000

Total current liabilities	57,504

Shareholders’ deficit:
Common stock, $.0001 par value; 100,000,000 shares authorized,
500,000 shares issued and outstanding	50
Additional paid-in capital	19,474
Retained deficit	(64,330)
Cumulative translation adjustment	(502)

Total shareholder’s deficit	(45,308)

$12,196

See accompanying notes to financial statements

NORTHPORT INVESTMENTS, INC.
Statements of Operations

	For the Years Ended
	September 30,

	2002	2001
Costs and expenses:

Legal	10,000	4,214
Accounting	3,472	2,250
Travel	22,286	—
Rent	4,827	—
Other general and administrative	2,721	216

Total costs and expenses	43,306	6,680

Loss before income taxes	(43,306)	(6,680)

Income tax provision (Note 3)	—	—

Net loss	$(43,306)	$(6,680)

Basic and diluted loss per share	$(0.09)	$(0.01)

Basic and diluted weighted average
common shares outstanding	500,000	500,000

See accompanying notes to financial statements

NORTHPORT INVESTMENTS, INC.
Statement of Changes in Shareholders' Deficit

See accompanying notes to financial statements

NORTHPORT INVESTMENTS, INC.
Statements of Cash Flows

	For the Years Ended
	September 30,

		2002	2001
Cash flows from operating activities:
Net loss		$(43,306)	$(6,680)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities		1,004	(570)

Net cash used in
operating activities		(42,302)	(7,250)

Cash flows from financing activities:
Proceeds on advances from related party (Note 2)		55,000	—
Third party expenses paid by an affiliate on
behalf of the Company, recorded as additional
paid-in capital (Note 2)		—	7,250

Net cash provided by
financing activities		55,000	7,250

Effect of exchange rate changes on cash		(502)	—

Net change in cash		12,196	—

Cash, beginning of period	.	—	—

Cash, end of period		$12,196	$—

Supplemental disclosure of cash flow information:
Income taxes		$—	$—

Interest		$—	$—

See accompanying notes to financial statements

NORTHPORT INVESTMENTS, INC.
Notes To Financial Statements

Note 1: Organization and summary of significant accounting policies

Organization

Northport Investments, Inc. (the “Company”) was incorporated, under the laws of Nevada on April 22, 1997 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company’s business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has a working capital deficiency as of September 30, 2002. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon continuing capital infusions from officers and shareholders to meet its obligations on a timely basis, consummating a business combination with an operating company, and ultimately attaining profitability. There is no assurance that officers and shareholders will continue to provide capital to the Company or that the Company can identify a target company, consummate a business combination and become profitable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary of significant accounting policies

Cash and cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2002.

Fair value of financial instruments

The Company’s financial instruments consist of accounts payable and accrued liabilities. The carrying amounts of the current liabilities approximate fair value due to the short-term maturity of the instruments.

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

NORTHPORT INVESTMENTS, INC.
Notes To Financial Statements

Income Taxes

The Company reports income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the liability method in accounting for income taxes. Deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount on the financial statements. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted law. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in the deferred tax assets and liabilities.

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

At September 30, 2002, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Note 2: Related party transactions

During the year ended September 30, 2002, a director advanced the Company $55,000 for working capital. The advances do not carry an interest rate and are due on demand.

Note 3: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

	For the Years Ended
	September 30,

	2002	2001

U.S. statutory federal rate	15.00%	15.00%
State income tax rate, net of federal benefit	3.94%	3.94%
Net operating loss (NOL) for which no tax
benefit is currently available	-18.94%	-18.94%

	0.00%	0.00%

At September 30, 2002, deferred taxes consisted of a net tax asset of $11,883, due to operating loss carryforwards of $64,285, which was fully allowed for, in the valuation allowance of $11,883. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended September 30, 2002 and 2001 were $8,200 and $1,265, respectively. Net operating loss carryforwards will expire through 2022.

NORTHPORT INVESTMENTS, INC.
Notes To Financial Statements

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

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

Note 4: Share Exchange Agreement

On May 6, 2002, the Company entered into a Share Exchange Agreement (the “Agreement”) with ATC Systems, Inc. (“ATC”) and the shareholders of ATC. Pursuant to the Agreement, the Company would acquire all of the outstanding shares of ATC in exchange for 16,140,000 shares of the Company’s common stock, representing approximately 97 percent of the outstanding shares of the Company. Closing the Agreement would result in a change in control of the Company.

On June 15, 2002, the parties modified the Agreement, which extended the date of closing the Agreement to December 15, 2002.

Note 5: Subsequent event

During December 2002, the parties to the Share Exchange Agreement agreed to terminate the Agreement.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

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

Name	Age	Position

Yan Zhou	47	Chairperson, President
Zhong Bo Jia	47	Vice President, Director
Richard Wang	51	Director, Secretary
Gao Yao	51	Director
Guo Wei	51	Director
Xiang Dong Liu	32	Director
Stephen Dadson	58	Director, Chief Executive Officer

The above listed officers and directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified. Vacancies in the existing Board of Directors are filled by majority vote of the remaining Directors. There are no family relationships between any executive officer and director other than Yan Zhou and Zhong Bo Jia who are married to each other and Gao Yao and Guo Wei who are brother in law and sister in law to each other.

On October 4, 2001, the previous board members, Devinder Randhawa, Chairman and President, and Bob Hemmering, Director, Secretary and Treasurer tendered their resignations, which were accepted. Neither director had a disagreement with the registrant on any matter relating to the registrant’s operations, policies or practices. Since that date, Yan Zhou, has served as Chairman and President; Zhong Bo Jia as Vice Director and Treasurer and Richard Wang as Secretary. All were elected by unanimous consent. Biographies of the directors are provided below:

Yan Zhou – Chairperson and President

Yan Zhou is currently Chairperson and President of a Dalian, China based software development company, Dalian Beigang Information Industry Development Co. Ltd., which she co-founded in 1997. Prior to 1997, she spent five years as general manager of Dalian Electronic and Telecommunication Co. Ltd. From 1969 to 1992, she was general manager of the Dalian Post and Telecommunication Bureau. Yan Zhou is a 1976 Bachelor of Science graduate of Chang Chun Post and Telecommunications College.

Zhong Bo Jia – Vice President and Director

From 1992 until co-founding Dalian Beigang Information Industry Development Co. Ltd., a Dalian China based software development company in 1997, Mr. Jia was President of Dalian Electronic and Telecommunication Co. Ltd. From 1969 to 1973 and from 1977 to 1992, he was with the Dalian Post and Telecommunication Bureau as Vice General Manager. Mr. Jia is a 1977 Bachelor of Science graduate from Beijing Post and Telecommunication University.

Richard Wang – Director and Secretary

Richard Wang, a Canadian citizen residing in Vancouver, B.C., Canada, has founded several North American businesses in areas of motion picture productions, over the counter medicine and health food products distribution, general merchandise export and import. He has been involved in all aspects of new product research and development in USA, Canada and Asia, including electronic medical devices, electronic security monitoring system, and water-resistant and child-resistant electronic lighters, which are approved by Consumer Product Safety Commission of United States. Mr. Wang has served as a director of Teda Technologies International Inc. since October 2001 and Super Energy Investments Corporation Inc. since December 2000.

On May 16, 2002, the Company announced that the following additional persons had been appointed directors; such appointments to be approved by the shareholders at the next annual meeting.

Gao Yao – Director

Gao Yao is a BA graduate from the People’s University of China in Beijing. Prior to joining the Company, she was an assistant manager at Beijing JingTai Building Co. Ltd. and previously was with the Beijing Data Center of the Post and Telecommunications Research Institute.

Guo Wei – Director

A 1984 graduate of Beijing Normal College, Guo Wei spent 5 years with Beijing Automobile Motor Co. as assistant to the president and 4 years with the China Construction Bank investment group. From 1993 until 1996, he was owner and operator of a software development company, Beijing New Idea 3D Computer Co. Ltd., before joining Dalian Beigang Information Development Co. Ltd. in 1997.

Dong Xiang Liu – Director

Dong Xiang Liu is a Bachelor of Arts graduate of both Dalian University and Shanghai Fu Dan University. Prior to joining Dalian Beigang Information Development Co. Ltd. as Vice General Manager, he was an accountant with China Ships Fuel Supply Co. in Dalian and with Dalian Department Store Group Co. Ltd. Mr. Liu is a professional Chinese accountant whose primary role with Dalian Beigang Information Development Co. Ltd. is to ensure smooth business operations.

Stephen Dadson – Director, Chief Executive Officer

Stephen Dadson has been engaged in several Chinese enterprises since 1990. Mr. Dadson, however, has been consulting to foreign firms through his legal practice in Canada since 1982.

Mr. Dadson received his B.Sc. degree from the University of Manitoba and Law degree from the University of British Columbia in 1972. Mr. Dadson practiced commercial and securities law for many years from Vancouver, B.C., Canada. In 1986, Mr. Dadson left full-time practice to become CEO of a resource based company sponsored by a large European insurance group.

In 1990, Mr. Dadson and a Chinese partner began a food and beverage manufacturing and distribution business in China, Hansen Corinco Group, which now has expanded to include real estate development, and hospitality investments.

Mr. Dadson's recent activities have been focused on new businesses in China. He has been active in the IT sector over the last several years and was, prior to joining the

Company, CEO of a Chinese education service provider. He was appointed initial CEO and became a director of the Company in May 2002.

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
	Suite 104
	1456 St. Paul St.
	Kelowna, B.C.
	Canada V1Y 2E6

	Yan Zhou	0	0
	7th Floor, 21 Huabin
	Street, Xigang District,
	Dalian, Liaoning Province,
	China

	Zhong Bo Jia	0	0
	Room 504, 32 Kang
	Zhuang Street,
	Bai Yun Xin Chun,
	Xigang District, Dalian,
	Liaoning Province, China

	Richard Wang	0	0
	2-7051 Ash Crescent,
	Vancouver, BC

	Gao Yao	0	0
	Unit #10
	8980 Fraserwood Court,
	Burnaby, BC

	Guo Wei	0	0
	2-7051 Ash Crescent,
	Vancouver, BC

	Xiang Dong Liu	0	0
	Room 1706,
	#3 – 3 Zhenwumieo Liu Li,
	Xicheng District, Beijing, China

	Stephen Dadson	0	0
	3263 West 48th Avenue,
	Vancouver, BC

Common	All Officers,	304,000	60.8%
	Directors and Control
	Persons as a Group

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

Reports on Form 8-K

•
On November 27, 2001, a Form 8K was filed announcing that the two existing officers and directors, Devinder Randhawa and Robert Hemmerling had tendered their resignations on October 4, 2001. Yan Zhou was elected a director and has served as chairperson and President. Zhong Bo Jia was elected a director and has served as Vice President and Treasurer. Richard Wang was elected a director and has served as Secretary.

On November 20, 2001, a Form 8K was filed announcing that the Company’s name had been changed from Quiksilver International Holdings Inc. to Northport Investments Inc. effective October 4, 2001. The Nevada Secretary of State filed the name change on October 15, 2001.

•

On May 16, 2002, a Form 8K was filed announcing that the Company had entered into a Share Exchange Agreement, dated as of May 6, 2002 by and among, the Company, ATC Systems Inc., and the Shareholders of ATC. Pursuant to the Share Exchange Agreement, on May 7, 2002, the Company acquired from the Shareholders all of the shares of ATC in exchange for sixteen million, one hundred and forty thousand (16,140,000) shares of the Company's common stock, representing 97.00% of the issued and outstanding shares of the Company after giving effect to the Acquisition.

•

Pursuant to the terms of the Share Exchange Agreement, Gao Yao, Guo Wei, Xiang Dong Liu and Mr. Stephen Dadson became members of the board of directors of the Company. The directors then elected Mr. Stephen Dadson as the Chief Executive Officer.

ATC is a Canadian company incorporated in the Province of British Columbia. ATC owns a 90% equity position in a Chinese joint venture company called Dalian Northport Information Co. Ltd. ("FJV"). FJV owns a proprietary software system called Tenet, is a secure intranet system that enables Chinese taxpayers to pay their monthly federal taxes and file tax reports online. It is the first such system of its type in China. Tenet is operating in Dalian, a major northern port city in China. Expansion of the Tenet system is planned through a third party licensing program.

•	On July 1, 2002, a Form 8K/A was filed announcing that on June 15, 2002, the parties entered into a modification agreement ("Modification") which extends the date of closing of the Agreement.

The Company had learned that final approval of the Ministry of Foreign Technology and Economic Cooperation(MOFTEC) to the business of ATC through its Chinese subsidiary, Dalian Northport Information Co. Ltd. (FJV), had not as yet been issued. Such approval is necessary for the FJV to officially commence business; accordingly the parties have agreed to extend the closing date of the Agreement until the Approval is issued, provided it is issued on or before six months from the date of the Modification. As of December 15, 2002 such Approval has not been received and accordingly the Agreement is considered cancelled.

The newly appointed directors of the Company, namely Gao Yao, Guo Wei, Xiang Dong Liu and Stephen Dadson remain as directors. Stephen Dadson will continue as CEO.

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Northport Investments, Inc. (the “Company”) on Form 10-KSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report’), I, Stephen Dadson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

                 (1)          The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                 (2)          The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Stephen Dadson
Stephen Dadson
Chief Executive Officer
December 20, 2002

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Northport Investments, Inc. (the “Company”) on Form 10-KSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report’), I, Richard Wang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

                 (1)          The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                 (2)          The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Richard Wang
Richard Wang
Chief Financial Officer
December 20, 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Northport Investments Inc.

By   /s/ Yan Zhou
Yan Zhou, President

Date: December 20, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Yan Zhou
Yan Zhou, President

Date: December 20, 2002

By   /s/  Richard Wang
Richard Wang, Secretary, Director

Date: December 20, 2002