Form 10QSB
period 2002-12-31
NORTHPORT INVESTMENTS INC
filed 2003-02-14
CIK 1088208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange
Act of 1934
For the quarterly period ended December 31, 2002

[  ] Transition report pursuant section 13 or 15(d) of the Securities Exchange
Act of 1934
For the transition period from......to......
Commission file number 000-28235

NORTHPORT INVESTMENTS INC.
(Exact name of small business issuer in its charter)

Nevada	98-0204677
--------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification No.)

Suite #380 – 1200 W. 73rd Avenue, Vancouver, B.C., Canada V6P 6G5
--------------------------------------------------------------------------
(Address of principal executive offices)

(604)723-6329
---------------------------
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

Number of shares outstanding of the issuer's classes of common equity, as of December 31, 2002:

500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ___ No X

This document consists of___ pages, excluding exhibits.

NORTHPORT INVESTMENTS INC.

INDEX

Part I-Financial Information

Item 1. Financial Statements
Item 2. Plan of Operation

Part II-Other Information

Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHPORT INVESTMENTS, INC.

Condensed Balance Sheet
(Unaudited)

December 31, 2002

ASSETS
Cash	$8,177

TOTAL ASSETS	$8,177

LIABILITIES AND SHAREHOLDER'S DEFICIT
Liabilities:
Indebtedness to related party	$55,000
Accounts payable	1,738
Accrued liabilities	400

Total liabilities	57,138

Shareholder's deficit:
Common stock	50
Additional paid-in capital	19,474
Cumulative translation adjustment	(497)
Retained deficit	(67,988)

Total shareholder's deficit	(48,961)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$8,177

See accompanying notes to condensed financial statements

NORTHPORT INVESTMENTS, INC.

Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	December 31,

	2002	2001
Costs and expenses:
Legal fees	$-	$1,466
Accounting fees	550	250
Travel	2,000	-
Rent	1,009	-
Other general and administrative expenses	99	-

Loss from operations	(3,658)	(1,716)

Income tax benefit (expense) (Note B)	-	-

Net loss	$(3,658)	$(1,716)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Basic and diluted weighted average
common shares outstanding	500,000	500,000

See accompanying notes to condensed financial statements

NORTHPORT INVESTMENTS, INC.

Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	December 31,

	2002	2001

Net cash (used in) operating activities	$(4,019)	$-

Net change in cash	(4,019)	-
Cash, beginning of period	12,196	-

Cash, end of period	$8,177	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-

Income taxes .	$-	$-

See accompanying notes to condensed financial statements

NORTHPORT INVESTMENTS, INC.

Notes to Condensed Financial Statements
(Unaudited)

NOTE A: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 2002 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is a “blank check” company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

NOTE B: INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

NOTE C: SHARE EXCHANGE AGREEMENT

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There is no litigation pending or threatened by or against us.

Item 6. Exhibits and Reports on Form 8-K

a.)	The following is a list of exhibits filed as part of this quarterly filing on Form 10QSB or as prior exhibits.

Exhibit No.	Description
-----------	-----------

3.1*	Articles of Incorporation

3.2*	Amendment to Articles of Incorporation

3.3*	Bylaws

4.1*	Specimen Informational Statement

4.1.1*	Form of Lock-up Agreement Executed by the Company's Shareholder

4.1.2	Financial statements for the period ended December 31, 2002

*       Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, dated November 22, 1999, and incorporated herein by this reference.

b.) Reports on Form 8-K

none

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Northport Investments, Inc. (the “Company”) on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report’), I, Stephen Dadson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

           (1)           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

           (2)           The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Stephen Dadson
Stephen Dadson
Chief Executive Officer
February 13, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Northport Investments, Inc. (the “Company”) on Form 10-QSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the “Report’), I, Richard Wang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

           (1)           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

           (2)           The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Richard Wang
Richard Wang
Chief Financial Officer
February 13, 2003

NORTHPORT INVESTMENTS INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHPORT INVESTMENTS INC.

Date:	February 13, 2003	By: /s/ Yan Zhao
-----------------------------------
Yan Zhao, President

By: /s/ Richard Wang
-----------------------------------
Richard Wang, Secretary