Form 10QSB
period 2003-03-31
NORTHPORT INVESTMENTS INC
filed 2003-05-20
CIK 1088208

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange
Act of 1934
For the quarterly period ended March 31, 2003

[  ] Transition report pursuant section 13 or 15(d) of the Securities Exchange
Act of 1934
For the transition period from_______________ to _________________.

Commission file number 000-28235

NORTHPORT INVESTMENTS INC.
(Exact name of small business issuer in its charter)

Nevada	98-0204677

(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification No.)

       Suite #400 – 600 West Broadway, Vancouver, B.C., Canada V5Z 4C2
(Address of principal executive offices)

       (604) 675-6930
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of the issuer's classes of common equity, as of March 31, 2003:

500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ____   No  X

This document consists of___ pages, excluding exhibits.

NORTHPORT INVESTMENTS INC.

INDEX

Part I-Financial Information

Item 1. Financial Statements
Item 2. Plan of Operation

Part II-Other Information

Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHPORT INVESTMENTS, INC.

Index to Financial Statements

Page

Condensed balance sheet, March 31, 2003 (unaudited)	2
Condensed statements of operations for the three and six months
ended March 31, 2003 and 2002 (unaudited)	3
Condensed statements of cash flows for the six months
ended March 31, 2003 and 2002 (unaudited)	4
Notes to condensed financial statements (unaudited)	5

NORTHPORT INVESTMENTS, INC.

Condensed Balance Sheet
(Unaudited)

March 31, 2003

ASSETS
Cash	$3,730

TOTAL ASSETS	$3,730

LIABILITIES AND SHAREHOLDER'S DEFICIT
Liabilities:
Indebtedness to related party	$55,000
Accrued liabilities	400

Total liabilities	55,400

Shareholder's deficit:
Common stock	50
Additional paid-in capital	19,474
Cumulative translation adjustment	(454)
Retained deficit	(70,740)

Total shareholder's deficit	(51,670)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$3,730

See accompanying notes to condensed financial statements

NORTHPORT INVESTMENTS, INC.

Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Costs and expenses:
Legal fees	$-	$8,534	$-	$10,000
Accounting fees	400	350	950	600
Travel	830	1,899	2,830	1,899
Filing fees .	1,049	-	1,137	-
Rent	-	-	1,009	-
Other general and administrative expenses...	473	159	484	159

Loss from operations	(2,752)	(10,942)	(6,410)	(12,658)

Income tax benefit (expense) (Note C)	-	-	-	-

Net loss	$(2,752)	$(10,942)	$(6,410)	$(12,658)

Basic and diluted loss per common share	$(0.01)	$(0.02)	$(0.01)	$(0.03)

Basic and diluted weighted average
common shares outstanding	500,000	500,000	500,000	500,000

See accompanying notes to condensed financial statements

NORTHPORT INVESTMENTS, INC.

Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 31,

	2003	2002

Net cash (used in) operating activities	$(8,466)	$(12,058)

Cash flows from financing activities:
Proceeds from director advance	-	40,000

Net cash provided by financing activities	-	40,000

Net change in cash	(8,466)	27,942
Cash, beginning of period .	12,196	-

Cash, end of period	$3,730	$27,942

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-

Income taxes .	$-	$-

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

The analysis of new business opportunities will be undertaken by our officers and directors, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, management will consider:

•	the available technical, financial and managerial resources;

•	working capital and other financial requirements;

•	history of operations, if any;

•	prospects for the future;

•	nature of present and expected competition;

•	the quality and experience of management services that may be available and the depth of that management;

•	the potential for further research, development, or exploration;

•	specific risk factors not now foreseeable but which could be anticipated to impact our proposed activities;

•	the potential for growth or expansion;

•	the potential for profit;

•	the perceived public recognition of acceptance of products, services, or trades;

•	name identification and other relevant factors.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There is no litigation pending or threatened by or against us.

Item 6. Exhibits and Reports on Form 8-K

a.)	The following is a list of exhibits filed as part of this quarterly filing on Form 10QSB or as prior exhibits.

	Exhibit No.	Description

	3.1*	Articles of Incorporation

	3.2*	Amendment to Articles of Incorporation

	3.3*	Bylaws

	4.1*	Specimen Informational Statement

	4.1.1*	Form of Lock-up Agreement Executed by the Company's Shareholder

	4.1.2	Financial statements for the period ended March 31, 2003

* Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, dated November 22, 1999, and incorporated herein by this reference.

b.)	Reports on Form 8-K

none

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Northport Investments, Inc. (the “Company”) on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report’), I, Stephen Dadson, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1)          The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)          The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Stephen Dadson _____________________
Stephen Dadson _______________________
Chief Executive Officer

May 16, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Northport Investments, Inc. (the “Company”) on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Report’), I, Richard Wang, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1)          The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)          The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Richard Wang_______________________
Richard Wang_________________________
Chief Financial Officer

May 16, 2003

NORTHPORT INVESTMENTS INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHPORT INVESTMENTS INC.

Date: May 16, 2003	By:	/s/ Yan Zhao
Yan Zhao, President

	By:	/s/ Richard Wang
Richard Wang, Secretary