Form 10QSB
period 2003-06-30
NORTHPORT INVESTMENTS INC
filed 2003-08-08
CIK 1088208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003

☐ Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________ to ________

Commission file number 000-28235

NORTHPORT INVESTMENTS INC.
(Exact name of small business issuer in its charter)

Nevada	98-0204677
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification No.)

Suite #400 – 600 West Broadway, Vancouver, B.C., Canada V5Z4C2
(Address of principal executive offices)

(604) 675-6930
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Number of shares outstanding of the issuer's classes of common equity, as of June 30, 2003:

500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ☐ No ☒

This document consists of 12 pages, excluding exhibits.

NORTHPORT INVESTMENTS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHPORT INVESTMENTS, INC.

Condensed Balance Sheet
(Unaudited)

June 30, 2003

ASSETS
Cash	$4,768

TOTAL ASSETS	$4,768

LIABILITIES AND SHAREHOLDER'S DEFICIT
Liabilities:
Indebtedness to related party	$59,000
Accrued liabilities	400

Total liabilities	59,400

Shareholder's deficit:
Common stock	50
Additional paid-in capital	19,474
Cumulative translation adjustment	(418)
Retained deficit	(73,738)

Total shareholder's deficit	(54,632)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$4,768

See accompanying notes to condensed financial statements

NORTHPORT INVESTMENTS, INC.

Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Costs and expenses:
Legal fees	$-	$-	$-	$10,000
Accounting fees	400	1,050	1,350	1,650
Travel	-	14,863	2,830	16,762
Filing fees	485	-	1,622	-
Rent	664	2,538	1,673	2,538
Other general and administrative expenses	1,449	600	1,933	759

Loss from operations	(2,998)	(19,051)	(9,408)	(31,709)

Income tax benefit (expense) (Note C)	-	-	-	-

Net loss	$(2,998)	$(19,051)	$(9,408)	$(31,709)

Basic and diluted loss per common share	$(0.01)	$(0.04)	$(0.02)	$(0.06)

Basic and diluted weighted average
common shares outstanding	500,000	500,000	500,000	500,000

See accompanying notes to condensed financial statements

NORTHPORT INVESTMENTS, INC.

Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30,

	2003	2002

Net cash (used in) operating activities	$(11,428)	$(32,318)

Cash flows from financing activities:
Proceeds from director advance	4,000	55,000

Net cash provided by financing activities	4,000	55,000

Net change in cash	(7,428)	22,682
Cash, beginning of period	12,196	-

Cash, end of period	$4,768	$22,682

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-

Income taxes	$-	$-

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

NOTE B: RELATED PARTY TRANSACTION

During the quarter ended June 30, 2003, a director advanced the Company $4,000 for working capital. As of June 30, 2003, the Company owed the director $59,000 for working capital advances. The advances do not carry an interest rate and are due on demand. The advances are included in the accompanying condensed financial statements as “indebtedness to related party”.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There is no litigation pending or threatened by or against us.

Item 6. Exhibits and Reports on Form 8-K

a.)	The following is a list of exhibits filed as part of this quarterly filing on Form 10QSB or as prior exhibits.

Exhibit No.	Description

3.1*	Articles of Incorporation

3.2*	Amendment to Articles of Incorporation

3.3*	Bylaws

4.1*	Specimen Informational Statement

4.1.1*	Form of Lock-up Agreement Executed by the Company's Shareholder

32.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

* Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, dated November 22, 1999, and incorporated herein by this reference.

b.)	Reports on Form 8-K

none

NORTHPORT INVESTMENTS INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHPORT INVESTMENTS INC.

Date: August 7, 2003	By:	/s/ Yan Zhao

Yan Zhao, President

By: /s/ Richard Wang

Richard Wang, Secretary