Form 10KSB
period 2003-09-30
NORTHPORT INVESTMENTS INC
filed 2003-12-19
CIK 1088208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number: 000-28235

NORTHPORT INVESTMENTS INC.
(Name of small business issuer in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0204677 (I.R.S. Employer Identification No.)

Suite #400, 601 West Broadway Avenue, Vancouver, B.C., Canada V5Z 4C2
(Address of principal executive offices) (Zip Code)

(604) 675-6930
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class
Name of each exchange on which registered

None
N/A

Securities registered under Section 12(g) of the Exchange Act:

COMMON
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer's revenues for its most recent fiscal year. -0-

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.   ☐ Yes ☐ No    N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

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

Transitional Small Business Disclosure Format (Check one):    ☐ Yes    ☒ No

Northport Investments Inc.
Form 10-KSB

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

As at September 30, 2003, we operated from an office location at #400,601 West Broadway Street, British Columbia leased on a month to month basis at a rate of $XXX per month.

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

We have audited the balance sheet of Northport Investments, Inc. as of September 30, 2003 and the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northport Investments, Inc. as of September 30, 2003, and the related statements of operations and cash flows for the years ended September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses since inception and has a working capital deficiency as of September 30, 2003. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck, P.C
Denver, Colorado
December 12, 2003

NORTHPORT INVESTMENTS, INC.
Balance Sheet

September 30, 2003

ASSETS

Current assets:
Cash	$2,854

TOTAL ASSETS	$2,854

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,765
Indebtedness to related party (Note 2)	59,000
Total current liabilities	60,765

Shareholder's deficit:
Common stock, $.0001 par value; 100,000,000 shares authorized,
500,000 shares issued and outstanding	50
Additional paid-in capital	19,474
Retained deficit	(76,987)
Cumulative translation adjustment	(448)
Total shareholder's deficit	(57,911)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$2,854

See accompanying notes to financial statements

NORTHPORT INVESTMENTS, INC.
Statements of Operations

	For the Years Ended
	September 30,
	2003	2002
Costs and expenses:
Professional fees	$5,781	$13,472
Travel	2,830	22,286
Rent	1,788	4,827
Other general and administrative expenses	2,258	2,721
Loss from operations	(12,657)	(43,306)

Provision for income taxes (Note 3)	-	-

Net loss	$(12,657)	$(43,306)

Basic and diluted loss per common share	$(0.03)	$(0.09)

Basic and diluted weighted average
common shares outstanding	500,000	500,000

See accompanying notes to financial statements

NORTHPORT INVESTMENTS, INC.
Statement of Changes in Shareholders' Deficit

					Cumulative
					Translation
					Adjustment
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

Balance at September 30, 2001	500,000	$50	$19,474	$(21,024)	$-	$(1,500)

Comprehensive loss:
Net loss, year ended September 30, 2002	—	—	—	(43,306)	—	(43,306)
Cumulative translation adjustment	—	—	—	—	(502)	(502)
Comprehensive loss	—	—	—	—	—	(43,808)

Balance at September 30, 2002	500,000	50	19,474	(64,330)	(502)	(45,308)

Comprehensive loss:
Net loss, year ended September 30, 2003	—	—	—	(12,657)	—	(12,657)
Cumulative translation adjustment	—	—	—	—	54	54
Comprehensive loss	—	—	—	—	—	(12,603)

Balance at September 30, 2003	500,000	$50	$19,474	$(76,987)	$(448)	$(57,911)

See accompanying notes to financial statements

NORTHPORT INVESTMENTS, INC.
Statements of Cash Flows

	For the Years Ended
	September 30,
	2003	2002
Cash flows from operating activities
Net loss	$(12,657)	$(43,306)
Adjustments to reconcile net loss to net cas
used by operating activities
Changes in operating liabilities:
Accounts payable and accrued liabilities	(685)	1,004
Net cash (used in) operating activities	(13,342)	(42,302)

Cash flows from financing activities:
Proceeds from director advance	4,000	55,000
Net cash provided by financing activities	4,000	55,000

Net change in cash	(9,342)	12,196
Cash, beginning of period .	12,196	-

Cash, end of period	$2,854	$12,196

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes .	$-	$-

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has incurred recurring losses and has a working capital deficiency as of September 30, 2003. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

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

Summary of significant accounting policies

Cash and cash equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2003.

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

At September 30, 2003, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Note 2: Related party transactions

During the year ended September 30, 2003, a director advanced the Company $4,000 for working capital. As of September 30, 2003, the Company owed its directors $59,000 for working capital advances. The advances do not carry an interest rate and are due on demand. The advances are included in the accompanying condensed financial statements as “Indebtedness to Related Party”.

Note 3: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

	For the Years Ended
	September 30,
	2003	2002
U.S. statutory federal rate	15.00%	15.00%
Net operating loss (NOL) for which no tax
benefit is currently available	-15.00%	-15.00%
	0.00%	0.00%

At September 30, 2003, deferred taxes consisted of a net tax asset of $13,782, due to operating loss carryforwards of $76,987, which was fully allowed for, in the valuation allowance of $13,782. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended September 30, 2003 and 2002 were $1,899 and $8,200, respectively. Net operating loss carryforwards will expire through 2023.

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

During December 2002, the parties agreed to terminate the Agreement.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

-none-

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

Name	Age	Position
Yan Zhou	48	Chairperson, President
Zhong Bo Jia	48	Vice President, Director
Richard Wang	52	Director, Secretary
Gao Yao	52	Director
Guo Wei	52	Director
Stephen Dadson	59	Director, Chief Executive Officer

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

	Name and	Name and
	Address of	Nature of
	Beneficial	Beneficial	Percent of
Title of Class	Owner	Owner	Class

Common	Bob Hemmerling	152,000	30.4%
	Suite #104
	1456 St. Paul Street
	Kelowna, BC
	Canada V1Y 2E6

Common	Devinder Randhawa	152,000	30.4%
	Suite #104
	1456 St. Paul Street
	Kelowna, BC
	Canada V1Y 2E6

	Yan Zhou	0	0
	7th Floor, 21 Huabin Street
	Xigang District
	Dalian, Liaoning Province
	China

	Zhong Bo Jia	0	0
	Room 504, 32 Kang
	Zhuang Street
	Bai Yun Xin Chun
	Xigang District, Dalian
	Liaoning Province
	China

	Richard Wang	0	0
	2-7051 Ash Crescent
	Vancouver, BC

	Gao Yao	0	0
	Unit #10
	8980 Fraserwood Court
	Burnaby, BC

	Guo Wei	0	0
	2-7051 Ash Crescent
	Vancouver, BC

	Stephen Dadson	0	0
	3263 West 48th Avenue
	Vancouver, BC

Common	All Officers, Directors	304,000	60.8%
and Control Persons as
a Group

The balance of our outstanding common stock is held by 8 persons, none of whom hold 5% or more of our outstanding common stock.

Item 12. Certain Relationships and Related Transactions.

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

3.1*	Amendment to Articles of Incorporation
3.2*	Bylaws
4.1.1*	Form of Lock-up Agreement Executed by the Company's Shareholders
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

The Company had learned that final approval of the Ministry of Foreign Technology and Economic Cooperation(MOFTEC) to the business of ATC through its Chinese subsidiary, Dalian Northport Information Co. Ltd. (FJV), had not as yet been issued. Such approval is necessary for the FJV to officially commence business; accordingly the parties agreed to extend the closing date of the Agreement until the Approval was issued, provided it was issued on or before six months from the date of the Modification. As of December 15, 2002 such Approval had not been received and accordingly the Agreement was considered cancelled.

Certain of the newly appointed directors of the Company, namely Gao Yao, Guo Wei, and Stephen Dadson remained as directors. Stephen Dadson continued as CEO.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Northport Investments Inc.

By /s/ Yan Zhou
Yan Zhou, President

Date: December 19, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Yan Zhou
Yan Zhou, President

Date: December 19, 2003

By /s/ Richard Wang
Richard Wang, Secretary, Director

Date: December 19, 2003