Form 10QSB
period 2003-12-31
NORTHPORT INVESTMENTS INC
filed 2004-02-13
CIK 1088208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2003

☐ Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____

Commission file number 000-28235

NORTHPORT INVESTMENTS INC.
(Exact name of small business issuer in its charter)

Nevada	98-0204677
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification No.)

Suite #400 – 600 West Broadway, Vancouver, B.C., Canada V5Z4C2
(Address of principal executive offices)

(604) 675-6930
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

Number of shares outstanding of the issuer's classes of common equity, as of December 31, 2003: 500,000 Shares of Common Stock (One Class) Transitional Small Business Disclosure Format:   Yes ☐      No ☒

This document consists of___ pages, excluding exhibits.

NORTHPORT INVESTMENTS INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHPORT INVESTMENTS, INC.
Condensed Balance Sheet
(Unaudited)

December 31, 2003

ASSETS

Current assets:
Cash	$2,191
Prepaid expenses	353
TOTAL ASSETS	$2,544

LIABILITIES AND SHAREHOLDER'S DEFICIT

Current liabilities:
Accounts payable and accrued liabilities .	$2,414
Indebtedness to related party (Note 2)	59,753
Total current liabilities	62,167

Shareholder's deficit:
Common stock	50
Additional paid-in capital	19,474
Retained deficit	(78,716)
Cumulative translation adjustment	(431)
Total shareholder's deficit	(59,623)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$2,544

See accompanying notes to condensed financial statements

NORTHPORT INVESTMENTS, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended
	December 31,
	2003	2002
Costs and expenses:
Professional fees	$764	$550
Travel	-	2,000
Rent	353	1,009
Other general and administrative expenses	612	99
Loss from operations	(1,729)	(3,658)

Provision for income taxes (Note 3)	-	-

Net loss	$(1,729)	$(3,658)

Basic and diluted loss per common share	$(0.00)	$(0.01)
Basic and diluted weighted average
common shares outstanding	500,000	500,000

See accompanying notes to condensed financial statements

NORTHPORT INVESTMENTS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	December 31,
	2003	2002

Net cash (used in) operating activities	(1,416)	(4,019)

Cash flows from financing activities:
Proceeds from director advance	753	-
Net cash provided by financing activities	753	-

Net change in cash	(663)	(4,019)
Cash, beginning of period	2,854	12,196

Cash, end of period	$2,191	$8,177

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to condensed financial statements

NORTHPORT INVESTMENTS, INC.
Notes to Condensed Financial Statements
(Unaudited)

NOTE A: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended September 30, 2003 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is a “blank check” company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

NOTE B: RELATED PARTY TRANSACTION

During the quarter ended December 31, 2003, a director advanced the Company $753 for working capital. As of December 31, 2003, the Company owed the director $59,753 for working capital advances. The advances do not carry an interest rate and are due on demand. The advances are included in the accompanying condensed financial statements as “indebtedness to related party”.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There is no litigation pending or threatened by or against us.

Item 6. Exhibits and Reports on Form 8-K

a.)	The following is a list of exhibits filed as part of this quarterly filing on Form 10QSB or as prior exhibits.

Exhibit No.	Description

3.1*	Articles of Incorporation

3.2*	Amendment to Articles of Incorporation

3.3*	Bylaws

4.1*	Specimen Informational Statement

4.1.1*	Form of Lock-up Agreement Executed by the Company's Shareholder

4.1.2	Financial statements for the period ended December 31, 2003

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Certification Of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-oxley Act Of 2002

32.2	Certification Of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-oxley Act Of 2002

* Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, dated November 22, 1999, and incorporated herein by this reference.

b.)	Reports on Form 8-K

none

NORTHPORT INVESTMENTS INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHPORT INVESTMENTS INC.

Date:	February 10, 2004	By:	/s/ Yan Zhao
Yan Zhao, President

		By:	/s/ Richard Wang
Richard Wang, Secretary