Form 10QSB
period 2004-03-31
NORTHPORT INVESTMENTS INC
filed 2004-05-14
CIK 1088208

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004

☐ Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ...... to ......

Commission file number 000-28235

NORTHPORT INVESTMENTS INC.
(Exact name of small business issuer in its charter)

Nevada	98-0204677
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification No.)

Suite #400 – 600 West Broadway, Vancouver, B.C., Canada   V5Z 4C2
(Address of principal executive offices)

(604) 675-6930
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒       No ☐

Number of shares outstanding of the issuer's classes of common equity, as of March 31, 2004:

500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format:   Yes ☐       No ☒

This document consists of 16 pages, excluding exhibits.

NORTHPORT INVESTMENTS INC.
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHPORT INVESTMENTS, INC.
Condensed Balance Sheet
(Unaudited)

March 31, 2004

ASSETS
Current assets:
Cash	$100,852

TOTAL ASSETS	$100,852

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$400
Indebtedness to related parties (Note 2)	161,062
Total current liabilities	161,462

Shareholder's deficit:
Common stock	50
Additional paid-in capital	19,474
Retained deficit	(79,715)
Cumulative translation adjustment	(419)
Total shareholder's deficit	(60,610)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$100,852

See accompanying notes to condensed financial statements

NORTHPORT INVESTMENTS, INC.
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March, 31		March, 31
	2004	2003	2004	2003
Costs and expenses:
Professional fees	$596	$1,449	$1,360	$2,087
Travel	-	830	-	2,830
Rent	353	-	706	1,009
Other general and administrative expenses..	50	473	662	484
Loss from operations	(999)	(2,752)	(2,728)	(6,410)

Provision for income taxes (Note 3)	-	-	-	-

Net loss	$(999)	$(2,752)	$(2,728)	$(6,410)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Basic and diluted weighted average
common shares outstanding	500,000	500,000	500,000	500,000

See accompanying notes to condensed financial statements

NORTHPORT INVESTMENTS, INC.
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	March 31,
	2004	2003

Net cash (used in) operating activities	(4,064)	(8,466)

Cash flows from financing activities:
Proceeds from related party advances (Note 2)	102,062	-
Net cash provided by financing activities	102,062	-

Net change in cash	97,998	(8,466)
Cash, beginning of period	2,854	12,196

Cash, end of period	$100,852	$3,730

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

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

NOTE B: RELATED PARTY TRANSACTION

During March 2004, an officer advanced the Company $99,984 for working capital, which remained unpaid at March 31, 2004. The advances do not carry an interest rate and are due on demand. The advances are included in the accompanying condensed financial statements as “Indebtedness to related parties”.

During the six months ended March 31, 2004, a director advanced the Company $2,078 for working capital. As of March 31, 2004, the Company owed two directors a total of $61,078 for working capital advances. The advances do not carry an interest rate and are due on demand. The advances are included in the accompanying condensed financial statements as “Indebtedness to related parties”.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There is no litigation pending or threatened by or against us.

Item 6. Exhibits and Reports on Form 8-K

a)	The following is a list of exhibits filed as part of this quarterly filing on Form 10QSB or as prior exhibits.

Exhibit No.	Description

3.1*	Articles of Incorporation

3.2*	Amendment to Articles of Incorporation

3.3*	Bylaws

4.1*	Specimen Informational Statement

4.1.1*	Form of Lock-up Agreement Executed by the Company's Shareholder

4.1.2	Financial statements for the period ended March 31, 2004

31.1	Certification of Principal Executive Officer pursuant to Section 302

31.2	Certification of Principal Financial Officer pursuant to Section 302

32.1	Certification of Principal Executive Officer pursuant to Section 906

32.2	Certification of Principal Financial Officer pursuant to Section 906

* Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, dated November 22, 1999, and incorporated herein by this reference.

b)	Reports on Form 8-K

none

NORTHPORT INVESTMENTS INC.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHPORT INVESTMENTS INC.

Date: May 12, 2004	By:	/s/ Yan Zhao

Yan Zhao, President

	By:	/s/ Richard Wang

Richard Wang, Secretary